Form 10QSB
period 2001-06-30
URBAN ENTERTAINMENT CONCEPTS INTERNATIONAL INC
filed 2002-03-27
CIK 1136944

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549


                                   FORM 10-QSB

       For the Quarter Ended June 30, 2001, Commission File Number 1-16399


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


                 14 Pico Crescent, Thornhill, Ontario L4J 8P4
       ------------------------------------------------------------------
            (address of principal executive offices) (Zip Code)



                  16 Julia Street, Thornhill, Ontario L3T 4R9
       ----------------------------------------------------------------
       (former name, address or fiscal year if changed since last report)



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

                    30,000,000

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

               URBAN ENTERTAINMENT CONCEPTS INTERNATIONAL INC.
                          (A Development Stage Company)

                  Unaudited Interim Financial Statements

                            June 30, 2001

URBAN ENTERTAINMENT CONCEPTS INTERNATIONAL INC.
(A Development Stage Company)
INTERIM BALANCE SHEET
JUNE 30, 2001
(UNAUDITED)




ASSETS
Current Assets
Cash                                                                $     -
                                                                      -------
Total Current Assets                                                      -
                                                                      -------

Other Assets
Incorporation costs                                                       545
                                                                      -------

Total Other Assets                                                        545
                                                                      -------


TOTAL ASSETS                                                        $     545
                                                                     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Advance from shareholder                                            $     545
                                                                      -------

TOTAL CURRENT LIABILITIES                                                 545
                                                                      -------
Stockholders' Equity
Preferred stock, authorized 5,000,000 shares par value $ .001:
none outstanding
Common stock, authorized 50,000,000 shares, par value $ .001,
issued and outstanding - 30,000,000                                    30,000
Deficit accumulated during the development stage                      (30,000)
                                                                      -------
Total Stockholders' Equity                                                 -
                                                                      -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $     545
                                                                      =======

The accompanying notes are an integral part of these financial statements.

URBAN ENTERTAINMENT CONCEPTS INTERNATIONAL INC.
(A Development Stage Company)
INTERIM STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2001
(UNAUDITED)


                                               SIX      PERIOD        FROM
                                              MONTHS    ENDED      INCEPTION
                                              JUNE 30, JUNE 30,   TO JUNE 30,
                                               2001     2000        2001
INCOME                                       $   -     $   -       $    -
                                              -------   -------     -------
OPERATING EXPENSES
Professional Fees                                -         -            -
Amortization Expenses                            -         -            -
Administrative Expenses                       (25,950)  (4,050)     (30,000)
                                              -------   -------     -------

Total Operating Expenses                      (25,950)  (4,050)     (30,000)
                                              -------   -------     -------

Net Loss from Operations                     $(25,950) $(4,050)    $(30,000)
                                              =======   =======     =======

Weighted average number of shares outstanding 23,512,500
                                              ==========

Net Loss Per Share                            $  (0.0011)
                                               =========






The accompanying notes are an integral part of these financial statements.

URBAN ENTERTAINMENT CONCEPTS INTERNATIONAL INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2001
(UNAUDITED)

Indirect Method


CASH FLOW FROM OPERATING ACTIVITIES
Net loss                                                           $ (25,950)
Adjustments to reconcile net loss to net cash used
operating activities:
Stock issued for services                                             25,950
Changes in assets and liabilities
Increase in Advance from Shareholder                                     -
Increase in Other Assets                                                 -
                                                                      ------

                                                                         -
                                                                      ------

Net Cash Used in Operating Activities                                    -
                                                                      ------

CASH FLOW FROM FINANCING ACTIVITIES
Issuance of common stock                                                  -
                                                                      ------

Net Cash Provided By Financing Activities                                 -
                                                                      ------

Increase(decrease) in Cash                                                -

Cash and Cash Equivalents - Beginning of period                           -
                                                                      ------

Cash and Cash Equivalents - End of period                           $     -
                                                                      ======

Supplemental Cash Flow Information
Interest paid                                                       $     -
                                                                      ======
Taxes paid                                                          $     -
                                                                      ======

The accompanying notes are an integral part of these financial statements.

URBAN ENTERTAINMENT CONCEPTS INTERNATIONAL INC.
(A Development Stage Company)
Interim Statement of Changes in Stockholders' Equity
FOR THE SIX MONTHS ENDED JUNE 30, 2001
(UNAUDITED)



                                                      Deficit
                                                   Accumulated
                                       Additional   During the
                    Common Stock        Paid-In     Development
                   Shares    Amount      Capital       Stage        Totals
Balance - December 31,
 2000             4,050,000  $ 4,050     $   -      $ (4,050)     $    -

Stock issued for
 services        25,950,000   25,950         -           -          25,950


Net loss for
period               -          -           -        (25,950)      (25,950)
                 --------   -------     -------     --------       -------

Balances - June
 30, 2001       30,000,000 $ 30,000    $    -     $  (30,000)      $    -
                ==========  =======     =======      =======        =======











































The accompanying notes are an integral part of these financial statements.

URBAN ENTERTAINMENT CONCEPTS INTERNATIONAL INC.
(A Development Stage Company)
Notes To Interim Financial Statements
June 30, 2001
(UNAUDITED)

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

URBAN ENTERTAINMENT CONCEPTS INTERNATIONAL INC.
(A Development Stage Company)
Notes To Interim Financial Statements
June 30, 2001
(UNAUDITED)

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

Note 2 - Capital Stock Transactions

 The authorized capital common stock is 50,000,000 shares of common stock at $.001 par value. The Company has issued 4,050,000 of common stock for services rendered as administrative expenses at a cost of $ 4,050 during the fiscal year ended December 31, 2000. On April 1, 2001, the Company issued additional stock to the founders as reimbursement for expenses and services rendered totalling 25,950,000 shares in exchange for $ 25,950 in services and expenses.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


        None

PART II - OTHER INFORMATION

       Effective immediately, the Company has been relocated to 14 Pico Cres. Thornhill, Ontario L4J 8P4 and will have the same telephone and fax numbers.

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


Dated: March 26, 2002