Form 10QSB
period 2001-09-30
URBAN ENTERTAINMENT CONCEPTS INTERNATIONAL INC
filed 2002-03-27
CIK 1136944

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549


                                   FORM 10-QSB

       For the Quarter Ended September 30, 2001, Commission File Number 1-16399


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

                  Unaudited Interim Financial Statements

                            September 30, 2001

URBAN ENTERTAINMENT CONCEPTS INTERNATIONAL INC.
(A Development Stage Company)
INTERIM BALANCE SHEET
SEPTEMBER 30, 2001
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

URBAN ENTERTAINMENT CONCEPTS INTERNATIONAL INC.
(A Development Stage Company)
INTERIM STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
(UNAUDITED)


                                               NINE    PERIOD        FROM
                                              MONTHS    ENDED      INCEPTION
                                              SEPT 30, SEPT 30,   TO SEPT 30,
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

URBAN ENTERTAINMENT CONCEPTS INTERNATIONAL INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
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

URBAN ENTERTAINMENT CONCEPTS INTERNATIONAL INC.
(A Development Stage Company)
Interim Statement of Changes in Stockholders' Equity
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
(UNAUDITED)



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

Balances - Sept
 30, 2001       30,000,000 $ 30,000    $    -     $  (30,000)      $    -
                ==========  =======     =======      =======        =======











































The accompanying notes are an integral part of these financial statements.

URBAN ENTERTAINMENT CONCEPTS INTERNATIONAL INC.
(A Development Stage Company)
Notes To Interim Financial Statements
September 30, 2001
(UNAUDITED)

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

URBAN ENTERTAINMENT CONCEPTS INTERNATIONAL INC.
(A Development Stage Company)
Notes To Interim Financial Statements
September 30, 2001
(UNAUDITED)

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


Dated: March 27, 2002